Form 10-K
period 2000-10-31
COMMONWEALTH INTERNATIONAL SERIES TRUST
filed 2001-01-25
CIK 793601

THE COMMONWEALTH INTERNATIONAL
                                  SERIES TRUST
                                   JAPAN FUND


                 [COMMONWEALTH INTERNATIONAL SERIES TRUST LOGO]


                                  ANNUAL REPORT


                                OCTOBER 31, 2000

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

Dear Shareholder,

We are pleased to present this annual report on the Commonwealth Japan Fund for the period ended October 31, 2000. The Fund's net asset value ("NAV") on October 31, 2000 was US$5.64 per share compared to US$6.88 at the end of our October 31, 1999 fiscal year.

FUND'S COMPARATIVE PERFORMANCE

The fund's advisor continues its strategy to seek a diversified portfolio of stocks of companies with strong fundamentals and clean balance sheets that provide current income through dividends, trade at comparatively low price/earnings multiples, have a below average price-to-book ratio, and/or have potential for long term capital appreciation. This includes a focus on American Depository Receipts* because they can provide an efficient currency exchange management for a US dollar fund and greater liquidity.

The most relevant index against which to compare the Fund's performance is the TOPIX, that comprises all the stocks currently listed on the first section of the Tokyo Stock Exchange. During the 12 months ended October 31, 2000, the TOPIX decreased by (-11.7%) in Japanese yen or by (-16.4%) in US dollar terms. For the same period, the Fund's total US dollar return was (-18%). In analyzing comparisons of performance to the TOPIX, the reader should remember an index does not reflect any cash positions, brokerage costs or administrative or management fees incurred by the Fund or individual investor.

JAPAN MARKET OVERVIEW

ECONOMIC AND MARKET COMMENTS: In the summer of 2000, the Japanese equity market was hit by a stream of bad news with Kyoei and Chiyoda, both large insurers, filing for bankruptcy. Macroeconomics indicators (housing starts and public spending) are still pointing to a forecast economic growth of 0.6% in 2001. Over the past two years, technology and communications stocks were behind the market strength. However, the technology stocks alone will not bring about an economic recovery. The financial sector remains a serious problem for the Japanese government, as new injection of public funds was again necessary to stabilize the sector.

|------------|----------|--------|-------------|---------|---------|-----------|
|    2001    |   GDP    |  CPI   |  CURRENCY   |  EPS    | MARKET  |  GROSS    |
| FORECASTS  |  GROWTH  |  RATE  | RATE RANGE  | GROWTH  |  PER    |  YIELD    |
|------------|----------|--------|-------------|---------|---------|-----------|
|   JAPAN    |   0.6%   |  -0.5% |  110 - 124  |  8.9%   |  36.9   |  1.8%     |
|------------|----------|--------|-------------|---------|---------|-----------|

Source: Merrill Lynch Global Analysis report, Nomura Research.

----------
*There are over 150 Japanese ADR stocks that are estimated to be about 23% of the Japanese market capitalization. An ADR (American Depository Receipt) share is a certificate representing ownership of foreign stocks, which are traded on stock exchanges in the United States.

STRATEGY: Although the market corrected sharply (-16.4% in US dollar terms), some old economy companies (non-IT related) had a positive performance in Japan. These are companies with solid management teams that have been restructuring. The current market valuations offer good bargain hunting opportunities. Japanese companies remain very competitive in the world economy as evidenced by the country's trade surplus. Going forward, we believe the outlook for the market is good as firms such as Merrill Lynch are revising upward many large companies earnings estimates for 2001 and as the market remains attractive in terms of valuations. The weaker yen (-4.71% November 1999 to October 2000) has also increased the competitiveness of Japanese exporters. These exporters record a currency gain (thereby boosting revenues) when they convert their foreign currencies in yen; therefore benefiting from the weak Japanese yen. We see a continual weakening of the yen in 2001 as it climbs to around 120 yen to the US dollar.

  |--------------------------------------------------------------------------|
  |                      JAPANESE YEN VS US DOLLAR                           |
  |--------------------|-------------------------|---------------------------|
  |  October 31, 1999  |     October 31, 2000    |  Change over the period   |
  |--------------------|-------------------------|---------------------------|
  |       104.10       |           109.0         |          -4.71            |
  |--------------------|-------------------------|---------------------------|

Stock picking is the best strategy in the absence of a major investment theme. We would focus on growth stocks with solid fundamentals, visible earnings growth and moderate valuations. We predicted in our October 31, 1999 shareholder report that the Topix index would reach 1,700, and that the yen will trade in the 100-110 range. We were right on both predictions. However, our forecast that there would be an increased Japanese equity demand by individual investors as postal savings deposits matured has not fully materialized.

We are pleased to announce that Cheikh B. Mbaye has joined our management team as Vice President and Investment Officer. He holds a Master of Science in finance from Drexel University. His previous job was with the United Nations Joint Staff Pension as Assistant Investment Manager where he helped in the management of European and Asian equities (including Australia, New Zealand and Japan). His current duties involve the day-to-day management of the Japan Fund and the New Zealand Fund.

If you have any questions please feel free to contact us. We thank you for your continued support.

Sincerely,


------------------------   ------------------------    ---------------------
   Robert W. Scharar           Cheikh B. Mbaye               Kate Yan
      President,               Vice President,               Assistant
     Fund Manager           Assistant Fund Manager         Fund Manager


This publication must be accompanied or preceded by a current prospectus for Commonwealth Japan Fund.

THE PORTFOLIO
(provided by Commonwealth)


                                    [GRAPHIC]
--------------------------------------------------------------------------------
|                       PORTFOLIO WEIGHTINGS VS BENCHMARK                      |
| 30.00%                                                                       |
| 25.00%                                                                       |
| 20.00%                                                                       |
| 15.00%                                                                       |
| 10.00%                                                                       |
|  5.00%                                                                       |
|  0.00%                                                                       |
|------------------------------------------------------------------------------|
|OTHERS CONS.   CONS.   ENERGY FINAN- HEALTH INDUS- INFOR- MATER- TELECOM UTIL-|
|       DISCRE- STAPLES        CIALS  CARE   TRIALS MATION IALS           ITIES|
|       TIONARY                                     TECH.                      |
|                                                                              |
|                  *PORTFOLIO                   **BENCHMK                      |
|------------------------------------------------------------------------------|


                                  [Graphic]
|------------------------------------------------------------------------------|
|                     SECTOR ALLOCATION - OCTOBER 31, 2000                     |
|                                                                              |
|                                                    PHARMACEUTICALS           |
|               OTHER SECTORS (10.42%)                   (10.91%)              |
|                                                                              |
|    MISCELLANEOUS                                      FOOD & BEVERAGE        |
|    FINANCE (2.96%)                                        (8.68%)            |
|                                                                              |
| MACHINERY (3.04%)                                                            |
|                                                                              |
|     TRANSPORT                                                                |
|  EQUIPMENT (3.21%)                                                           |
|                                                            ELECTRONIC        |
|      TELECOMS (3.85%)                                   EQUIPMENT (7.95%)    |
|                                                                              |
|              INDICES (4.19%)                                                 |
|                                                       COMMUNICATIONS         |
|                                RETAIL (5.08%)         EQUIPMENT (6.87%)      |
--------------------------------------------------------------------------------

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF TRUSTEES OF
COMMONWEALTH INTERNATIONAL SERIES TRUST

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments of Commonwealth (formerly Capstone) Japan Fund (a series of Commonwealth (formerly Capstone) International Series Trust), as of October 31, 2000, the related statement of operations for the year then ended, the statement of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the four years in the period then ended. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights for the year ended October 31, 1996 were audited by other auditors whose report dated November 18, 1996, expressed an unqualified opinion on the financial highlights.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 2000, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Commonwealth Japan Fund as of October 31, 2000, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the financial highlights for each of the four years in the period then ended in conformity with generally accepted accounting principles.





                                                BRIGGS, BUNTING & DOUGHERTY, LLP


PHILADELPHIA, PENNSYLVANIA
DECEMBER 1, 2000

                                   [GRAPHIC]

|------------------------------------------------------------------------------|
|   COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN COMMONWEALTH      |
|                       JAPAN FUND+, AND THE TOPIX                             |
|                                                                              |
|                                                                              |
|                           AVERAGE ANNUAL TOTAL RETURN                        |
|                                 AS OF 10/31/00                               |
|                 ----------------|------------|-------------                  |
|                      1 Year     |   5 Years  |  10 Years                     |
|                 ----------------|------------|-------------                  |
|                     -18.02%     |   -3.41%   |   -3.31%                      |
|                 ----------------|------------|-------------                  |
|                                                                              |
|$12,000                                                                       |
|                                                                              |
|$10,000                                                                       |
|                                                               **$8,035       |
|$ 8,000                                                                       |
|                                                              ***$7,139       |
|$ 6,000                                                                       |
|          Past performance is not predictive of future results.               |
|                                                      8/25/97*                |
|$ 4,000                                                                       |
|                                                                              |
|      10/31/ 10/31/ 10/31/ 10/31/ 10/31/ 10/31/ 10/31/ 10/31 10/31 10/31 10/31|
|        90     91     92     93     94     95     96     97    98    99    00 |
|                                                                              |
|               ***JAPAN FUND          **TOPIX                                 |
|                                                                              |
|    +The Fund's performance assumes the reinvestment of all income dividends  |
|     and capital gains distributions.                                         |
|    *The date FCA took over as advisor.                                       |
|------------------------------------------------------------------------------|

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                                         SHARES        VALUE
                                                         ------        -----
COMMON STOCK (67.16%)

AUTOMOTIVE (2.17%)
Bridgestone Corp. ADR ................................      550   $   54,503
Honda Motor Corp. ADR # ..............................      600       41,512
Toyota Motor Corp. ADR ...............................      500       40,065
                                                                  ----------
                                                                     136,080
                                                                  ----------
AUDIO/VIDEO EQUIPMENT (0.53%)
SONY Corp. ADR .......................................      400       33,200
                                                                  ----------

CONSTRUCTION (1.60%)
Daiwa House Industry Co., Ltd. ADR....................    1,600      100,379
                                                                  ----------

COMMUNICATIONS EQUIPMENT (6.87%)
Fujitsu, Ltd. ADR.....................................    1,600      142,436
NEC Corp. ADR.........................................    2,850      288,919
                                                                  ----------
                                                                     431,355
                                                                  ----------
CONSUMER ELECTRONICS (2.07%)
Matsushita Electric Industrial Co., Ltd. .............    2,000       58,066
Softbank Corp. .......................................    1,200       71,987
                                                                  ----------
                                                                     130,053
                                                                  ----------
COSMETICS (0.03%)
Fancl Corp. ..........................................       30        1,896
                                                                  ----------

DISTRIBUTION / WHOLESALE (0.27%)
Itochu Corp. .........................................    4,000       17,035
                                                                  ----------

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                                         SHARES        VALUE
                                                         ------        -----
ELECTRONIC EQUIPMENT (7.95%)
Canon, Inc. ADR ......................................    6,500   $  263,656
Fanuc, Ltd. ..........................................      500       44,877
Hitachi, Ltd. ........................................    3,000       32,147
Kyocera Corp. ........................................      300       39,016
Murata Manufacturing Co., Ltd. .......................    1,000      119,612
                                                                  ----------
                                                                     499,308
                                                                  ----------
FINANCIAL SERVICES (0.60%)
Orix Corp. ...........................................      360       37,752
                                                                  ----------

FOOD & BEVERAGE (8.68%)
Ajinomoto, Inc. ADR...................................    1,200      134,083
Coca-Cola West Japan Co., Ltd. .......................    7,072      240,945
Kirin Brewery Co., Ltd. ..............................      900       91,800
Mikuni Coca-Cola Bottling Co., Ltd. ..................    1,000       10,981
Q. P. Corp. ..........................................    8,000       67,408
                                                                  ----------
                                                                     545,217
                                                                  ----------
INDICES (4.19%)
Salomon Nikkei 225 Index..............................   10,000       90,625
World Equity Benchmark Series - Japan Index Series....   13,600      172,550
                                                                  ----------
                                                                     263,175
                                                                  ----------

MACHINERY (3.04%)
Kurita Water Industries, Ltd. ........................    5,000       81,283
Minebea Co., Ltd. ADR.................................    5,500      109,812
                                                                  ----------
                                                                     191,095
                                                                  ----------

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                                         SHARES        VALUE
                                                         ------        -----
MISCELLANEOUS FINANCING (2.96%)
Nomura Securities Co. Ltd. ...........................    3,000   $   63,607
Tokio Marine & Fire Insurance Co., Ltd. ..............    8,000       88,363
Tokio Marine & Fire Insurance Co., Ltd. ADR ..........      600       33,600
                                                                  ----------
                                                                     185,570
                                                                  ----------

PHARMACEUTICALS (10.91%)
Banyu Pharmaceuticals Co., Ltd. ADR ..................      300      128,588
Eisai Co., Ltd. ADR...................................    7,400      227,721
Kyorin Pharmaceutical Co., Ltd. ......................    2,000       65,759
Takeda Chemical Industries, Ltd. .....................    4,000      263,403
                                                                  ----------
                                                                     685,471
                                                                  ----------
PRODUCER MANUFACTURING (2.38%)
Nippon Steel Corp. ...................................   63,000      102,128
Sumitomo Rubber Industries, Ltd. .....................   10,000       47,625
                                                                  ----------
                                                                     149,753
                                                                  ----------
RETAIL (5.08%)
Fast Retailing Co., Ltd. .............................      400       98,364
Seven-Eleven Japan Co., Ltd. ADR......................    3,400      221,090
                                                                  ----------
                                                                     319,454
                                                                  ----------
TELECOMMUNICATIONS (3.85%)
Nippon Telegraph & Telephone Corp. ADR................    2,600      118,787
NTT DoCoMo, Inc. .....................................        5      123,184
                                                                  ----------
                                                                     241,971
                                                                  ----------
TRANSPORT EQUIPMENT (3.21%)
Yamato Transport Co., Ltd. ...........................   10,000      201,948
                                                                  ----------

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

SCHEDULE OF INVESTMENTS - OCTOBER 31, 2000
--------------------------------------------------------------------------------

                                                         SHARES        VALUE
                                                         ------        -----
UTILITIES (0.77%)
Tokyo Electric Power Co., Inc. .......................    2,000   $   48,541
                                                                  ----------
      TOTAL COMMON STOCK (COST $3,610,983) ...........             4,219,253
                                                                  ----------
      MISCELLANEOUS ASSETS (1.84%)
      Japan O.T.C. Equity Fund (Cost $152,819)........   15,000      115,313
                                                                  ----------

      TOTAL INVESTMENTS (COST $3,763,802) (69.00%) ...             4,334,566
      OTHER ASSETS & LIABILITIES, NET (31.00%) .......             1,947,823
                                                                  ----------
      NET ASSETS -- (100%) ...........................            $6,282,389
                                                                  ==========


#Call options have been written by the Fund against these positions. (Note 5)


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

STATEMENT OF ASSETS AND LIABILITIES - OCTOBER 31, 2000
------------------------------------------------------------------------------------
ASSETS:

      Investments, at market (identified cost $3,763,802) .............   $ 4,334,566
      Foreign currency, at value (identified cost $4,268) (Note 1B) ...         4,182
      Receivables:
          Dividends and interest ......................................         2,849
          Fund shares sold ............................................     2,031,922
      Prepaid expenses ................................................         9,946
                                                                          -----------
              Total assets ............................................     6,383,465
                                                                          -----------
LIABILITIES:

      Payables:
          Cash overdraft ..............................................        48,271
          Accrued distribution fees ...................................           806
          Due to advisor ..............................................         8,171
          Accrued expenses ............................................        40,078
      Covered call options written, at value (premiums received $3,085)         3,750
                                                                          -----------
              Total liabilities .......................................       101,076
                                                                          -----------

NET ASSETS ............................................................   $ 6,282,389
                                                                          ===========

NET ASSET  VALUE,($6,282,389 A/D REDEMPTION PRICE PER SHARE
      ($6,282,389/1,113,402 shares of beneficial interest outstanding).   $      5.64
                                                                          ===========

SOURCE OF NET ASSETS:

      Paid-in capital .................................................     7,886,773
      Accumulated net realized loss on investments ....................    (2,174,358)
      Net unrealized appreciation on investments and foreign currency .       569,974
                                                                          -----------
                                                                          $ 6,282,389
                                                                          ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND



STATEMENT OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2000
--------------------------------------------------------------------------------

INVESTMENT INCOME:

      Interest......................................................  $   9,770
      Dividends (net of foreign taxes withheld of $2,077)...........     29,071
                                                                      ---------
            Total investment income.................................     38,841
                                                                      ---------

EXPENSES: (Note 2)

      Investment advisory fees......................................     38,777
      Administration fees...........................................     11,580
      Accounting fees...............................................     45,329
      Custodian fees................................................      5,848
      Transfer agency fees..........................................     31,845
      Distribution fees.............................................     12,926
      Trustee expense...............................................      2,717
      Audit fees....................................................     10,493
      Legal fees....................................................      6,665
      Registration fees.............................................     16,555
      Reports to shareholders.......................................     11,372
      Miscellaneous expense....................... .................      4,043
                                                                      ---------
            Total expenses..........................................    198,150
                                                                      ---------
                  Net investment loss...............................   (159,309)
                                                                      ---------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:

      Net realized gain (loss) on:
            Investments.............................................    198,979
            Option contracts written................................      2,375
            Foreign currency transactions...........................     (2,669)
      Net unrealized depreciation during the year on investments
        and foreign currency........................................   (936,291)
                                                                      ---------
                                                                       (737,606)
                                                                      ---------
                  Net decrease in net assets resulting from
                     operations.....................................  $(896,915)
                                                                      =========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

STATEMENT OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

                                                  FOR THE           FOR THE
                                                YEAR ENDED         YEAR ENDED
                                             OCTOBER 31, 2000   OCTOBER 31, 1999
                                             ----------------   ----------------

OPERATIONS:

    Net investment loss.....................    $ (159,309)       $ (146,688)
    Net realized gain (loss) on:
        Investments.........................       201,354            14,406
        Foreign currency transactions.......        (2,669)           16,639
    Net unrealized appreciation
        (depreciation) during the year on
        investments and foreign currency....      (936,291)        1,724,174
                                                ----------        ----------
    Net increase (decrease) in net assets
      resulting from operations.............      (896,915)        1,608,531
                                                ----------        ----------

CAPITAL SHARE TRANSACTIONS:

    Increase in net assets from Fund share
      transactions..........................    $1,874,617         1,092,263
                                                ----------        ----------
    Increase in net assets..................       977,702         2,700,794


NET ASSETS:

    Beginning of year.......................     5,304,687         2,603,893
                                                ----------        ----------
    End of year.............................    $6,282,389        $5,304,687
                                                ==========        ==========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS - OCTOBER 31, 2000
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Commonwealth Japan Fund, formerly Capstone Japan Fund, (the "Fund"), is one of two series of beneficial interest of Commonwealth International Series Trust (the "Trust"), which changed its name from Capstone International Series Trust effective October 10, 2000. The Trust is registered under the Investment Company Act of 1940 (the "Act"), as a diversified open-end management investment company. The Fund's investment objective is to seek long-term capital appreciation and income using a research oriented approach. The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements.

A) VALUATION OF SECURITIES - Portfolio securities which are traded on Japanese securities exchanges are valued at the last sales price or, if there is no recent last sales price available, at the last current bid quotation. A security which is listed or traded on more than one exchange is valued at the quotation on the exchange determined to be the primary market for such security. All other equity securities not so traded are valued at the last current bid quotation. In the absence of any applicable price, securities will be valued at a fair value as determined in good faith in accordance with procedures established by the Board of Trustees.

B) CURRENCY TRANSLATION - For purposes of determining the Fund's net asset value, all assets and liabilities initially expressed in foreign currency values are converted into U.S. dollar values at the prevailing market rate at 14:00 GMT on each U.S. business day, as established by the Board of Trustees. The cost of securities is determined by using historical exchange rates. Income is translated at approximate rates prevailing when accrued. The Fund does not isolate that portion of gains and losses on investments which is due to changes in foreign exchange rates from that which is due to changes in the market prices of the investments. Such fluctuations are included with the net realized and unrealized gains and losses from investments.

C) ACCOUNTING FOR INVESTMENTS - Security transactions are accounted for on the trade date. Realized gains and losses on security transactions are based on the identified cost basis for both financial statement and Federal income tax purposes. Dividend income and distributions to shareholders are recorded on the ex-dividend date. Discounts and premiums on bonds purchased are amortized over the life of the bonds. Interest income and estimated expenses are accrued daily.

D) OPTION ACCOUNTING PRINCIPLES - When the Fund sells an option, an amount equal to the premium received by the Fund is recorded as a liability. The amount of the liability is marked-to-market to reflect the current market value of the options written. The current market value of a traded option is the last sale price and options not traded that day are valued at the prevailing quoted bid price. When an option expires on its stipulated expiration date or the Fund enters into a closing purchase transaction, the Fund realizes a gain (or loss, if the cost of a closing purchase transaction exceeds the premium received when the option was sold) without regard to any unrealized

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

gain or loss on the underlying security, and the liability related to such option is extinguished. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Fund has a realized gain or loss.

E) FORWARD CURRENCY CONTRACTS - Forward currency transactions are undertaken to hedge against possible variations in the foreign exchange rates between the United States Dollar and the Japanese Yen. A forward currency contract is an agreement between two parties to buy or sell a currency at a set price on a future date. Forward contracts are marked-to-market daily and the change in the market value is recorded by the Fund as an unrealized gain or loss. When a contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. The Fund could be exposed to risk if the counterparties are unable to meet the terms of the contracts or if the value of the currency changes unfavorably.

F) FEDERAL INCOME TAXES - No provision has been made for Federal income taxes on net income or capital gains, since it is the policy of the Fund to continue to comply with the special provisions of the Internal Revenue Code applicable to investment companies and to distribute all of its taxable income and realized capital gains, in excess of any capital loss carryovers, to relieve it from all, or substantially all, such taxes. At October 31, 2000, the Fund had capital loss carryovers of $2,174,358 of which $1,494,646 expires in 2001, $434,729 expires in 2005 and $244,983 expires in 2006. Under the United States-Japan tax treaty, Japan imposes a withholding tax of 15% on the dividends received by the Fund. There is currently no Japanese tax on capital gains.

G) DISTRIBUTIONS TO SHAREHOLDERS - The Fund distributes its net investment income, if any, and net realized gains (net of any capital loss carryovers) annually. Income and capital gain distributions are determined in accordance with income tax regulations which may differ from generally accepted accounting principles. These differences are primarily due to differing treatments for foreign currency transactions and net operating losses.

H) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVESTMENT ADVISORY FEES, ADMINISTRATIVE FEES AND OTHER
TRANSACTIONS WITH AFFILIATES

     The Fund retains FCA Corp, ("FCA") as its Investment Adviser. Under the Investment Advisory Agreement (the "Agreement"), the Adviser is paid a monthly fee based on the average net assets at the annual rate of .75%.

     Effective October 7, 2000 Declaration Service Company replaced Capstone Asset Management Company as administrator to the Fund.

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

    As of October 7, 2000, Declaration Service Company replaced PFPC Inc. as transfer agent.

    Declaration Distributors, Inc. replaced Capstone Asset Planning Company ("CAPCO") as Distributor of the Fund's shares effective October 7, 2000.

     The Fund has adopted a Service and Distribution Plan (the "Plan") pursuant to Rule 12b-1 under the Act whereby Fund assets are used to reimburse CAPCO for costs and expenses incurred with the distribution and marketing of shares of the Fund and servicing of Fund shareholders. Distribution and marketing expenses include, among other things, printing of prospectuses, advertising literature, and costs of personnel involved with the promotion and distribution of the Fund's shares. Under the Plan, the Fund pays CAPCO an amount computed at an annual rate of up to 0.25% of the Fund's average net assets (including reinvested dividends paid with respect to those assets). Of this amount, CAPCO may reallocate to securities dealers (which may include CAPCO itself) and other financial institutions and organizations (collectively, "Service Organizations") amounts based on the Fund's average net assets owned by stockholders for whom the Service Organizations have a servicing relationship. The Plan permits CAPCO to carry forward for a maximum of twelve months distribution expenses covered by the Plan for which CAPCO has not yet received reimbursement. For the year ended October 31, 2000, the Fund paid $12,926 in 12b-1 fees. Of this amount approximately 2% was paid to Service Organizations other than CAPCO. On November 13, 2000, the Board of Trustees voted to approve a new Rule 12b-1 Plan for the Fund with First Commonwealth Holding Corp., the parent company of FCA, replacing CAPCO under the Plan, pending approval at a special meeting of its shareholders on December 22, 2000.

     Certain officers and trustees of the Fund who are also officers and directors of the Adviser, the Administrator, Distributor or CFS, received no compensation from the Fund. During the year ended October 31, 2000, trustees of the Fund who are not "interested persons" received trustees' fees of $2,717.


NOTE 3 - CAPITAL STOCK

     At October 31, 2000 there were 1,113,402 shares outstanding. Transactions in capital stock were as follows:

                                          YEAR ENDED             YEAR ENDED
                                       OCTOBER 31, 2000       OCTOBER 31, 1999
                                       ----------------       ------------------
                                  SHARES      AMOUNT      SHARES       AMOUNT
                                  ------      ------      ------        -------
Shares sold................... 2,645,177   $ 16,708,846   694,202   $ 3,880,475
Shares redeemed...............(2,303,022)   (14,834,229) (495,243)   (2,788,212)
                               ---------   ------------   -------   -----------

Net increase..................   342,155   $  1,874,617   198,959     1,092,263
                               =========   ============   =======   ===========

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

NOTE 4 - PURCHASES AND SALES OF SECURITIES

     Purchases and sales of securities other than U.S. Government obligations aggregated $720,894 and $742,804 respectively. At October 31, 2000, the cost of investments for Federal income tax purposes was $3,763,802. Accumulated net unrealized appreciation on investments was $570,764 consisting of $886,325 gross unrealized appreciation and $315,561 gross unrealized depreciation.


NOTE 5 - OPTIONS WRITTEN BY THE FUND

     A call option gives the holder the right to buy the underlying stock from the writer (the Fund) at a specified price within a fixed period of time. Therefore, the securities held by the Fund against which options are written may not be traded and are held in escrow by the custodian.

The following table sets forth the outstanding call options written by the Fund as of October 31, 2000.

                                               PREMIUM     MARKET   UNREALIZED
         CALL OPTIONS ON                       RECEIVED    VALUE   DEPRECIATION
         ---------------                       --------    ------  -------------
600 shs Honda Motor Ltd. ADR @ 75 exp Apr 2001  $3,085     $3,750      $665
                                                ======     ======      ====


     The aggregate market value at October 31, 2000 of securities subject to call options is $41,512 or approximately 1% of net assets. Written option activity for the year ended October 31, 2000 was as follows:


                                                NUMBER OF         AMOUNT OF
                                                 OPTIONS           PREMIUM
                                                 -------           -------

Options outstanding at October 31, 1999             11             $14,270
Stock splits                                         2                  --
Options written                                      6               3,085
Options expired                                     (9)             (9,190)
Options covered                                     (4)             (5,080)
                                                    --             -------
Options outstanding at October 31, 2000              6             $ 3,085
                                                    ==             =======

                                         COMMONWEALTH INTERNATIONAL SERIES TRUST
                                                         COMMONWEALTH JAPAN FUND

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

The following table sets forth the per share operating performance data for a share of capital stock outstanding, total return ratios to average net assets and other supplemental data for each year indicated.

                                              YEARS ENDED OCTOBER 31,
                                    --------------------------------------------
                                        2000    1999     1998     1997    1996
                                        ----    ----     ----     ----    ----
NET ASSET VALUE, BEGINNING OF PERIOD   $6.88   $4.55    $5.21    $6.76   $6.76
                                       -----   -----    -----    -----   -----

INVESTMENT OPERATIONS:
  Net investment income (loss).....    (0.14)  (0.21)   (0.07)   (0.28)  (0.19)
  Net realized and unrealized gain
    on investments............./...    (1.10)   2.54    (0.59)   (1.27)   0.25
                                       -----   -----    -----    -----   -----
       Total from investment
          operations...............    (1.24)   2.33    (0.66)   (1.55)   0.06
                                       -----   -----    -----    -----   -----
DISTRIBUTIONS FROM:
  Net investment income............       --      --       --       --   (0.06)
                                       -----   -----    -----    -----   -----
NET ASSET VALUE, END OF PERIOD ....    $5.64   $6.88    $4.55    $5.21   $6.76
                                       =====   =====    =====    =====   =====

TOTAL RETURN ......................   (18.02)% 51.21%  (12.67)% (22.93)%  0.75%

RATIOS/SUPPLEMENTAL DATA
  Net assets, end of period
    (in 000's).....................   $6,282  $5,305   $2,604   $1,902  $2,975
    Ratio of expenses to average
      net assets
      before reimbursements and
         waivers of expenses.......     3.84%   4.61%    6.32%    5.46%   3.90%
      after reimbursements and
         waivers of expenses.......     3.84%   4.61%    2.50%    4.55%   3.30%
    Ratio of net investment loss
      before reimbursements and
         waivers of expenses.......    (3.08)% (3.94)%  (5.67)%  (4.78)% (3.19)%
      after reimbursements and
         waivers of expenses.......    (3.08)% (3.94)%  (1.87)%  (3.87)% (2.59)%
    Portfolio turnover rate........       14%     17%      35%      73%     47%

                             SEE NOTES TO FINANCIAL STATEMENTS.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                           COMMONWEALTH INTERNATIONAL
                                  SERIES TRUST
                                   JAPAN FUND
                           5847 San Felipe, Suite 850
                              Houston, Texas 77057
                                 1-888-345-1898


                               INVESTMENT ADVISoR

                                    FCA Corp.
                           5847 San Felipe, Suite 850
                                Houston, TX 77057
                                 1-713-781-2856
                                 www.fcacorp.com


                         ADMINISTRATOR & TRANSFER AGENT

                           Declaration Service Company
                                  P.O. Box 844
                             Conshohocken, PA 19428


                                   DISTRIBUTOR

                            Declaration Distributors
                                  P.O. Box 844
                             Conshohocken, PA 19428


                                 CUSTODIAN BANK

                                Fifth Third Bank
                               Fifth Third Center
                            38 Fountain Square Plaza
                              Cincinnati, OH 45263


                              INDEPENDENT AUDITORS

                        Briggs, Bunting & Dougherty, LLP
                          Two Logan Square, Suite 2121
                           Philadelphia, PA 19103-4901